Form 10-K
period 2001-06-30
CARDXX INC
filed 2020-06-19
CIK 1073489

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2001 and June 30, 2000

Commission file number: 000-30373

CARDXX, INC.
(Exact name of Company as specified in its charter)

Nevada	84,1483138
(State of incorporation)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave. Oceanside, NY 11572

(Address of principal executive offices)

(310) 734-2626

(Company’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $86,038.45 (computed by reference to the closing price of a share of the Company’s common stock on that date as reported).

As of April 30, 2020, 75,000,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

 Explanatory Note

CardXX, Inc. is filing this comprehensive annual report on Form 10-K for the fiscal years ending June 30, 2001 and 2000 (the “Comprehensive Annual Report”) as part of its effort to become current in its filing obligations under the Securities Act of 1933, as amended (the “Securities Act”). This Comprehensive Annual Report is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our Form 10SB-12G on April 17, 2000. Included in this Comprehensive Annual Report are our audited financial statements for the fiscal years ended April 30, 2001, and 2000, which have not been previously filed with the SEC.

Cautionary Note Regarding Forward-Looking Statements

This Comprehensive Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management, and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Comprehensive Annual Report on Form 10-K.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this Comprehensive Annual Report on Form 10-K to the “Company,” “CQCX,” “C”, “we,” “us” or “our” are to CardXX, Inc.

ii

PART I

Item 1. Business.

As used in this Comprehensive Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to CardXX, Inc. f/k/a Cambridge Energy Corporation, unless the context otherwise indicates.

Overview

CARDXX, LLC was formed on August 12, 1996, under the laws of the State of Colorado, however, operations commenced in April 1997. On September 11, 1998, an agreement and plan of reorganization was made between CARDXX, LLC and International Interchange Corporation, [“IIC”] a Nevada corporation whereby IIC acquired all the assets and assumed all the liabilities of CARDXX, LLC in exchange for a total of 4,715,234 shares of common stock of IIC, including 2,076,630 shares issued on stockholders’ debt conversion [See Note 4C]. For accounting purposes, this was treated as a reverse acquisition with CARDXX, LLC as the acquirer. The financial statements of the Company reflect the operations of CARDXX, LLC, and IIC from September 11, 1998, onward. The financial statements prior to September 11, 1998, reflect the operations and financial position of CARDXX, LLC only. Pursuant to the reorganization, CARDXX, LLC changed its name to CARDXX, Inc. [the “Company”] on September 14, 1998. The Company’s principal business activity has been the designing, manufacturing, and distributing of smart cards using a state-of-the-art proprietary production process known as the Reaction Assisted Molded Process [“RAMP”]. The use of smart cards in the United States has only recently begun. The Company anticipates international sales will account for a significant portion of revenues in the future.

The Company is located in Windsor, Colorado. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development Stage Companies.”

To date, the Company has generated minimal sales and devoted its efforts primarily to developing its product, developing its business strategy, and raising working capital through equity and debt financing [See Notes 4C, 4E, 5A, 9A, 9D, 9E and 11].

The Company stopped filing financial statements on December 31, 2000. These unaudited financial statements have been prepared based on information available on that date

On February 12, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for CARDXX, Inc., proper notice having been given to the officers and directors of CARDXX, Inc. There was no opposition. On February 13, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director. The Company’s headquarters were moved to New York.

On June 27, 2019, Custodian Ventures, LLC sold 43,369,855 shares of common stock and 5,000,000 shares of Series A preferred stock to China Auto Parking Group Holdings PLC., and a change of control occurred. Upon the change of control, David Lazar resigned as, President, Secretary, Treasurer and Director of the Company, Chuchu Zhang was appointed as the new President, CEO, Secretary and Chairman of the Board of the Company, and Hongwei Li was appointed as the new CFO, Treasurer, and a Director of the Company.

Business Objectives of the Company

Since the custodial proceedings, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol MSIM. There is currently only a limited trading market in the Company’s shares nor do we believe that any active trading market has existed for approximately the last 5 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;
●	growth potential of the new business opportunity;

●	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;
●	necessary capital requirements;
●	the competitive position of the new business opportunity;
●	stage of business development;
●	the market acceptance of the potential products and services;
●	proprietary features and degree of intellectual property; and
●	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company’s plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to man age a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2000 and 2003, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has no property.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the OTC Market, and began trading on November 3, 1999. The high and low bid prices at quarter ending through June 30, 2001, are as follows:

The last reported sales price of our common stock on the OTC Markets on May 29, 2020, was $0.0033.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
June 30, 2001	$1.50	$1.125
March 31, 2001	$1.50	$1.125
December 31, 2000	$3.00	$.50
September 30, 2000	$3.50	$2.25
June 30, 2000	$6.25	$4.00
March 31, 2000	$5.875	$3.625
December 31, 1999	$5.9375	$5.25
September 30, 1999	$5.9375	$5.25

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of July 19, 2019, 2019, there were 75,000,000 shares of common stock issued and outstanding, which were held by approximately 827 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements, which are included elsewhere in this Form 10-K.

Results of Operations

For the year ended June 30, 2001 compared to the year ended June 30, 2000

Revenue

For the year ended June 30, 2001, the Company generated $0 in revenues. For the year ended June 30, 2000, the Company generated $42,743 in revenues.

Expenses

For the year ended June 30, 2001, we incurred operating expenses in the amount of $0. For the year ended June 30, 2000, we incurred operating expenses of $3,394,309.

Net Loss

The company recorded a net operating loss of $0 for the twelve-month period ended June 30, 2001 compared to a loss for the same period in 2000 of $3,408,461.

For the year ended June 30, 2000 compared to the year ended June 30, 1999

Revenue

For the year ended June 30, 2000, the Company generated 42,7430 in revenues. For the year ended June 30, 1999, the Company generated $59,560 in revenues.

Expenses

For the year ended June 30, 2000, we incurred operating expenses in the amount of $3,394,309. For the year ended June 30, 1999, we incurred operating expenses of $994,388.

Net Loss

The company recorded a net operating loss of $3,408,461 for the twelve-month period ended June 30, 2000 compared to a loss for the same period in 1999 of $1,133,412.

Liquidity

As of June 30, 2001, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2001, we had $0 in cash. As of June 30, 2000, we had $0 in cash. As of June 30, 1999, we had $5,418 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

On June 30, 2001 and June 30, 2000 we had had $0 in current assets and $0 in current assets, respectively. On June 30, 1999, we had $62,570 in current assets. As of June 30, 2001, we had $1,801,597 in liabilities. As of June 30, 2000, we had $1,801,597 in liabilities. As of June 30, 1999, we had $1,527,303 in liabilities.

We had no cash flow from operations during the year ended June 30, 2001.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2001 and 2003 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2001, 2000, and 1999, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2001, 2000, and 1999, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended June 30, 2001 and 2003, and 1999 are included elsewhere in this registration statement.

Going Concern

The Company’s consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $0, $3,408,461, and $1,133,412 for the years ended June 30, 2001, 2000, and 1999, respectively. As of June 30, 2001, the Company had written-off all its assets and had a working capital deficit and stockholders’ deficit of $1,801,597. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions. Management’s immediate plans are to restructure the Company’s existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended June 30, 2001, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position [“SOP”] 98-5, “Reporting on the Costs of Start-Up Activities.” SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. The Company’s current policy is in accordance with SOP 98-5.

The Financial Accounting Standards Board [“FASB”] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees.” The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB’s tentative interpretations are as follows:

The FASB’s tentative conclusions relating to its project addressing certain practice issues regarding APB Opinion No. 25, Accounting for Stock Issued to Employees, was to limit the definition of an employee to individuals who met the common law definition of an employee. Thus, anyone who did not meet this definition, including outside members of the Board of Directors, would be excluded from the scope of APB Opinion No. 25. Accordingly, the cost of issuing stock options to outside members of the Board of Directors would have had to be determined in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, usually resulting in an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18]. At its August 11, 1999, Board meeting, however, the FASB decided to reverse its prior tentative conclusion in this regard and to continue to extend APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. Accordingly, as long as the stock option exercise price is equal to or greater than the fair value of the underlying stock at the measurement date [usually date of grant], no expense needs to be recorded for the issuance of stock options to outside members of the Board of Directors.

The FASB, however, is not reversing itself on requiring companies that reprice their employee “fixed” stock options to expense any subsequent increases in the value of those options [i.e., variable grant accounting].

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CardXX, Inc.:

We were engaged to audit the accompanying balance sheets of CardXX, Inc. (“the Company”) as of June 30, 2001 and 2000 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until April of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at June 30, 2001 and 2000, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO
June 18, 2020

CARDXX, INC.

(UNAUDITED) BALANCE SHEETS

	June 30,	June 30,
	2001	2000

ASSETS

Current assets
Cash	$-	$-
Accounts receivable	-	-
Total current assets	-	-

Property and equipment	-	-
Product development costs	-	-
Patents	-	-
Deferred consulting costs	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank line of credit	247,300	247,300
Accounts payable and accrued expenses	190,684	190,684
Accrued interest payable - Related parties	90,371	90,371
Payroll taxes payable	30,212	30,212
Due to related parties	715,530	715,530

Total current liabilities	1,274,097	1,274,097

Bridge notes payable	527,500	527,500

Total Liabilities	1,801,597	1,801,597

Commitments and contingencies	-	-

Stockholders’ Equity
Common Stock, Par Value $.001, Authorized 40,000,000 Shares, Issued and Outstanding of 6,545,547 Shares as of June 30, 2001 and June 30, 2000, respectively	6,546	6,546
Additional paid in capital	3,304,359	3,304,359
Retained earnings (deficit)	(5,112,502)	(5,112,502)

Total Stockholders’ Equity (Deficit)	(1,801,597)	(1,801,597)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

CARDXX, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

	YEARS ENDED
	June 30,	June 30,
	2001	2000
Revenue	$-	$42,743
Cost of sales	-	22,756
Gross Profit (Loss)	-	19,987

Operating Expenses:
Salaries and payroll taxes	-	72,692
Advertising	-	1,381
Depreciation and amortization	-	12,200
Amortization of consulting contract	-	75,000
Amortization of product development costs - Related party	-	250,000
Contract work	-	-
Consulting fees - Related parties	-	40,348
Insurance (includes medical)	-	13,333
Settlement expense	-	-
Office Expenses	-	9,450
Rent - Related party	-	21,986
Legal and professional	-	159,633
Telephone	-	3,756
Travel and entertainment	-	11,764
Disposal of assets		2,693,498
Other	-	29,268
Total operating expenses	-	3,394,309
(Loss) from operations	-	(3,374,322)

Other expense
Interest expense - Related party	-	25,200
Interest expense - Other	-	8,939
Other income	-	-
Other (expense) net	-	(34,139)
Income (loss) before provision for income taxes	$-	$(3,408,461)

Net (Loss)	$-	$(3,408,461)

Basic and diluted earnings(loss) per common share	$-	$(0.54)

Weighted average number of shares outstanding	6,296,718	6,296,718

The accompanying notes are an integral part of these financial statements.

CARDXX, INC.

(UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity

June 30, 2019	6,188,918	$6,189	$2,719,311	$(1,704,041)	$1,021,459

Net proceeds from the sale of common stock	356,629	357	585,048		585,405

Net income (loss)				(3,408,461)	(3,408,461)

June 30, 2000	6,545,547	$6,546	$3,304,359	$(5,112,502)	$(1,801,597)

Net income(loss)				-	-

June 30, 2001	6,545,547	$6,546	$3,304,359	$(5,112,502)	$(1,801,597)

The accompanying notes are an integral part of the financial statements.

CARDXX, INC.

(UNAUDITED) STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$-	$(3,408,461)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and Amortization		12,200
Amortization of product development costs		250,000
Amortization of consulting contract		75,000
Changes in operating assets and liabilities		-
Employee Advances		-
Product development cost		2,517,805
Accounts Receivable		57,152
Accounts payable and accrued expense		(3,948)
Patents		68,669
Payroll taxes payable		12,112
Accrued interest related party		25,200
Net cash provided by (used for) operating activities	-	(394,271)

Cash Flows From Investing Activities:
Product related costs - Related party		(493,008)
Disposal of property and equipment		55,526
Due to Related Party		163,630
Intangible Assets		-
Property and Equipment		-
Net cash provided by (used for) investing activities	-	(273,852)
		-
Cash Flows From Financing Activities:		-
Proceeds from bank line of credit		12,300
Net proceeds from issuance of common stock		585,405
Net proceeds from issuance of bridge notes		65,000
Net cash provided by (used for) financing activities	-	662,705

Net Increase (Decrease) In Cash		(5,418)
Cash At The Beginning Of The Period		5,418
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$10,000

The accompanying notes are an integral part of these financial statements.

CARDXX, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR YEARS ENDED JUNE 30, 2001 AND 2000

[1] NATURE OF OPERATIONS

CARDXX, LLC was formed on August 12, 1996, under the laws of the State of Colorado, however, operations commenced in April 1997. On September 11, 1998, an agreement and plan of reorganization was made between CARDXX, LLC and International Interchange Corporation, [“IIC”] a Nevada corporation whereby IIC acquired all the assets and assumed all the liabilities of CARDXX, LLC in exchange for a total of 4,715,234 shares of common stock of IIC, including 2,076,630 shares issued on stockholders’ debt conversion [See Note 4C]. For accounting purposes, this was treated as a reverse acquisition with CARDXX, LLC as the acquirer. The financial statements of the Company reflect the operations of CARDXX, LLC, and IIC from September 11, 1998, onward. The financial statements prior to September 11, 1998, reflect the operations and financial position of CARDXX, LLC only. Pursuant to the reorganization, CARDXX, LLC changed its name to CARDXX, Inc. [the “Company”] on September 14, 1998. The Company’s principal business activity has been the designing, manufacturing, and distributing of smart cards using a state-of-the-art proprietary production process known as the Reaction Assisted Molded Process [“RAMP”]. The use of smart cards in the United States has only recently begun. The Company anticipates international sales will account for a significant portion of revenues in the future.

The Company is located in Windsor, Colorado. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development Stage Companies.”

To date, the Company has generated minimal sales and devoted its efforts primarily to developing its product, developing its business strategy, and raising working capital through equity and debt financing [See Notes 4C, 4E, 5A, 9A, 9D, 9E and 11].

The Company stopped filing financial statements on December 31, 2000. These unaudited financial statements have been prepared based on information available on that date

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no such investments at June 30, 2001, and 2000.

The Company does not require collateral on other security to support financial instruments subject to credit risk.

PROPERTY AND EQUIPMENT - Property and equipment, which consists of office equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided by the use of the straight-line method over the estimated useful lives of the assets of approximately five years.

Depreciation and amortization expense amounted to approximately $-0- and $2,200 for the years ended June 30, 2001, and 2000, respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTANGIBLE ASSETS - The Company’s intangible assets consist of patents. The patents are being amortized on a straight-line basis over their legal life, which is seventeen years.

REVENUE RECOGNITION - Revenues from the sale of smart cards and related equipment are recognized when delivered.

NET [LOSS] PER SHARE -The FASB issued SFAS No. 128, “Earnings Per Share,” in February 1997. SFAS No. 128 simplifies the earnings per share [“EPS”] calculations required by Accounting Principles Board [“APB”] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires a dual presentation of basic and diluted EPS by entities with complex capital structures. The Company is required to present only basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The Company has adopted SFAS No. 128, prior period EPS data has been restated. The Company has potentially dilutive securities that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Such securities may dilute EPS in future years [See Notes 4, 5, 9, and 11].

STOCK ISSUED TO EMPLOYEES - The Company adopted Statement of Financial Accounting Standards [“SFAS”] No. 123, “Accounting for Stock-Based Compensation” for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees” for financial reporting purposes. Pro forma information regarding net loss and loss per share as calculated under the provisions of SFAS No. 123 are disclosed in Note 5C.

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended June 30, 2001, and 2000, respectively, amounted to approximately $-0- and $1,400, respectively.

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, according to guidance established in Statement of Financial Accounting Standards [“SFAS”] No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Since no financial statements were prepared by the Company, all assets were written down to zero as of June 30, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For all instruments, including cash, accounts receivables, accounts payable, and accrued expenses and debt, it was estimated that the carrying amount approximated fair value for these financial instruments as of June 30, 2001, and June 30, 2000.

INCOME TAXES - Prior to fiscal 1999, the Company elected to be treated as an L.L.C. [a limited liability company] for income tax purposes whereby income and losses are passed through to the members of the Company. As part of an agreement and plan of reorganization [See Note 1], the Company elected to be treated as a C Corp for income tax purposes for fiscal 1999 going forward.

Pursuant to SFAS No. 109, “Accounting for Income Taxes,” income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company’s deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets not expected to be realized.

[3] BANK LINE OF CREDIT AND OPERATING LEASE [RELATED PARTY]

During April 1999, the Company secured a credit facility for borrowings up to $250,000. The Company has utilized, for working capital needs, $235,000 of the line of credit as of June 30, 1999. Interest is calculated at a variable rate which is based on the prime rate [7.75% as of June 30, 1999].

The line of credit matured on October 5, 1999, and was classified as a current liability [See Note 9C].

Certain principal shareholders of the Company have guaranteed the repayment of this debt obligation.

The Company entered into a lease agreement with a related party company owned directly by a principal shareholder in CARDXX, Inc. The lease commences October 1, 1998, and was extended in September 1999 until September 3, 2000, unless terminated sooner under the terms of the lease. The lease has a minimum monthly rent of approximately $3,700. Under the terms of the lease, the Company is responsible for all personal property taxes and other assessments or charges applicable to the occupancy of the building [See Note 4D].

Rent expense for the years ended June 30, 2001, and 2000 was $-0- and $21,986, respectively.

[4] RELATED PARTY TRANSACTIONS

[A] The Company capitalized production costs related to research and development activities acquired from an affiliated company, directly owned by a principal shareholder, of CARDXX, Inc., during the year ended June 30, 1999, for approximately $1,181,000.

During the year ended June 30, 1999, the Company capitalized additional production costs of approximately $493,000. Effective for the first six months of fiscal 2000, management commenced amortization of such costs over an estimated useful life of five years.

Consulting fees related parties amounted to $-0- and $21,986, respectively for the years ended June 30, 2001, and June 30, 2000.

[C] The Company had a $1,600,000 convertible note payable with a stockholder of the Company on June 30, 1998. The note was payable in twelve equal consecutive monthly installments of principal and interest commencing March 5, 1999. All accrued interest and unpaid principal was due in full no later than March 5, 2000. The note carried an interest rate of 11% per annum. Accrued interest of approximately $45,500 was recorded and charged to operations during the year ended June 30, 1998, and remains unpaid as of June 30, 1999 [See Note 9E]. The note was secured by a certain patent application. In accordance with the terms of a subscription agreement for a membership interest in CARDXX, LLC and the Second Amended and Restated Operating Agreement [the “Operating Agreement”], in July 1998, the stockholder converted the $1,600,000 convertible promissory note into an ownership interest of CARDXX, LLC. Upon the merger [Note 1] 2,076,630 shares of the Company’s common stock were issued for the converted ownership interest on behalf of the member and two other parties.

[D] The Company entered into a lease agreement with a Company whose shareholders had a membership interest in CARDXX, LLC. The lease commences October 1, 1998 and expires on September 3, 2000, unless terminated sooner under the terms of the lease. The lease has a minimum monthly rent of approximately $3,700. Under the terms of the lease, the Company is responsible for all personal property taxes and other assessments or charges applicable to the occupancy of the building [See Note 3].

[E] During fiscal 1999, the Company received $462,500 from the issuance of two-year bridge notes with accrued interest at 10%. Interest expense of approximately $19,700 was accrued and outstanding on these notes as of June 30, 1999 [See Note 9E].

During the first quarter of fiscal 2000, the Company received $65,000 from the issuance of an additional two-year bridge notes with interest at 10%. Additional interest expense for the period July 1, 1999, through December 31, 1999, was approximately $25,000 on the total bridge loans of $527,500 [See Note 9E].

[5] CAPITAL STOCK

[A] During the period October 1, 1998, through December 31, 1998, the Company received net proceeds of $875,500 [offering costs of $70,000] from the sale of 270,000 shares of the Company’s common stock at $3.50 per share [See Note 9A].

[B] Effective December 1, 1998, the Board of Directors approved a stock option plan, for the reserve of 1,200,000 shares of common stock for issuance and sale to directors, officers, employees, and consultants of the Company upon exercise of such options at an exercise price not less than 100% of the fair market value of a share of Company stock on the date of grant for an expiration period of up to ten years. On December 1, 1998, the Company granted options under this plan to six employees for 100,000 shares of the Company’s common stock exercisable at $3.50 per share. These options are exercisable over three years.

[6] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position [“SOP”] 98-5, “Reporting on the Costs of Start-Up Activities.” SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. The Company’s current policy is in accordance with SOP 98-5.

The Financial Accounting Standards Board [“FASB”] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to employees.” The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB’s tentative interpretations are as follows:

The FASB’s tentative conclusions relating to its project addressing certain practice issues regarding APB Opinion No. 25, Accounting for Stock Issued to Employees, was to limit the definition of an employee to individuals who met the common law definition of an employee. Thus, anyone who did not meet this definition, including outside members of the Board of Directors, would be excluded from the scope of APB Opinion No. 25. Accordingly, the cost of issuing stock options to outside members of the Board of Directors would have had to be determined in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, usually resulting in an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18]. At its August 11, 1999, Board meeting, however, the FASB decided to reverse its prior tentative conclusion in this regard and to continue to extend APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. Accordingly, as long as the stock option exercise price is equal to or greater than the fair value of the underlying stock at the measurement date [usually date of grant], no expense needs to be recorded for the issuance of stock options to outside members of the Board of Directors.

The FASB, however, is not reversing itself on requiring companies that reprice their employee “fixed” stock options to expense any subsequent increases in the value of those options [i.e., variable grant accounting].

[7] SIGNIFICANT RISKS AND UNCERTAINTIES

[A] PURCHASE CONCENTRATIONS - The Company incurred product development costs from a related party [See Note 4A] used to produce the smart cards to be sold to end-users.

Most of the raw materials used in the Company’s products are available from multiple sources. However, several raw materials used in the Company’s products are currently obtained from single sources. An extended interruption in the supply of any of the raw materials or a reduction in their quality would have a material adverse effect on the Company’s operating results. There can be no assurance that severe shortages of raw materials will not occur in the future that could increase the cost or delay the shipment of the Company’s products and have a material adverse effect on the Company’s operating results.

[B] PATENTS - The Company’s ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. There can be no assurance as to the degree of protection offered by any patents issued to or licensed by the Company, or as to the likelihood that pending patents will be issued.

[C] The Company anticipates that international sales will account for a significant portion of net sales in the future. International operations are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs, and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences.

[8] GOING CONCERN

The accompany financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $-0- and utilized cash of $-0- from operations for the year ended June 30, 2001.

The Company’s business plan targets as its main source of revenue stream the potential fees derived from its planned licensing arrangements with clients. By implementing this licensing strategy, the Company believes it will be able to earn revenues through equipment sales, up-front set-up charges, recurring usage fees and other fees earned from the access to limited card production to a select group of clients. In addition, the Company is exploring additional equity and debt financing. The continuation of the Company as a going concern is dependent upon the success of these plans.

There can be no assurances that management’s plans to reduce recurring operating losses and to continue to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[9] SUBSEQUENT EVENTS

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CardXX, Inc.:

We were engaged to audit the accompanying balance sheets of CardXX, Inc. (“the Company”) as of June 30, 2001 and 2000 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until April of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at June 30, 2001 and 2000, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

June 3, 2020

CARDXX, INC.

(UNAUDITED BALANCE SHEETS)

	June 30,	June 30,
	2000	1999

ASSETS

Current assets
Cash	$-	$5,418
Accounts receivable	-	57,152
Total current assets	-	62,570

Property and equipment	-	67,726
Product development costs	-	2,274,797
Patents	-	68,669
Deferred consulting costs	-	75,000

Total Assets	$-	$2,548,762

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Bank line of credit	247,300	$235,000
Accounts payable and accrued expenses	190,684	194,632
Accrued interest payable - Related parties	90,371	65,171
Payroll taxes payable	30,212	18,100
Due to related parties	715,530	551,900

Total current liabilities	1,274,097	1,064,803

Bridge notes payable	527,500	462,500

Total Liabilities	1,801,597	1,527,303

Commitments and contingencies	-	-

Stockholders’ Equity
Common Stock, Par Value $.001, Authorized 40,000,000 Shares, Issued and Outstanding of 6,545,547 Shares as of June 30, 1999 and 6,188,918 Shares as of June 30, 1999	6,546	6,189
Additional paid in capital	3,304,359	2,719,311
Retained earnings (deficit)	(5,112,502)	(1,704,041)

Total Stockholders’ Equity (Deficit)	(1,801,597)	1,021,459
Total Liabilities and Stockholders’ (Equity)	$-	$2,548,762

The accompanying notes are an integral part of these financial statements.

CARDXX, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

	YEARS ENDED
	June 30,	June 30,
	2000	1999
Revenue	$42,743	$59,560

Cost of sales	22,756	176,480

Gross Profit (Loss)	19,987	(116,920)

Operating Expenses:
Salaries and payroll taxes	72,692	209,699
Advertising	1,381	20,702
Depreciation and amortization	12,200	21,846
Amortization of consulting contract	75,000	75,000
Amortization of product development costs - Related party	250,000	-
Contract work	-	72,943
Consulting fees - Related parties	40,348	212,233
Insurance (includes medical)	13,333	26,418
Settlement expense	-	-
Office Expenses	9,450	6,998
Rent - Related party	21,986	47,791
Legal and professional	159,633	125,331
Telephone	3,756	11,662
Travel and entertainment	11,764	104,313
Disposal of assets	2,693,498	-
Other	29,268	59,452
Total operating expenses	3,394,309	994,388
(Loss) from operations	(3,374,322)	(1,111,308)

Other expense
Interest expense - Related party	25,200	20,094
Interest expense - Other	8,939	2,010
Other income	-	-
Other (expense) net	(34,139)	(22,104)
Income (loss) before provision for income taxes	(3,408,461)	(1,133,412)
		-
Net (Loss)	$(3,408,461)	$(1,133,412)

Basic and diluted earnings(loss) per common share	$(0.54)	$(0.19)

Weighted average number of shares outstanding	6,296,718	6,071,418

The accompanying notes are an integral part of these financial statements.

CARDXX, INC.

(UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Value	Capital	Earnings	Equity

Balance, June 30, 2018	2,638,604	$2,639	$97,361	$(570,629)	$(470,629)

Acquired Equity of IIC	1,153,684	1,154	(1,154)

Conversion of Debt to Equity	2,076,630	2,076	1,597,924		1,600,000

Net proceed from the sale of common stock	270,000	270	875,230		875,500
					-
Common stock issued for services	50,000	50	149,950		150,000

Net loss				(1,133,412)	(1,133,412)

June 30, 2019	6,188,918	$6,189	$2,719,311	$(1,704,041)	$1,021,459

Net proceeds from the sale of common stock	356,629	357	585,048		585,405

Net income (loss)				(3,408,461)	(3,408,461)

June 30, 2000	6,545,547	$6,546	$3,304,359	$(5,112,502)	$(1,801,597)

The accompanying notes are an integral part of the financial statements.

CARDXX, INC.

(UNAUDITED) STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2000	1999
Cash Flows From Operating Activities:
Net income (loss)	$(3,408,461)	(1,133,412)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and Amortization	12,200	21,846
Amortization of product development costs	250,000
Amortization of consulting contract	75,000	75,000
Changes in operating assets and liabilities
Employee Advances	-	5,472
Product development cost	2,517,805
Accounts Receivable	57,152	(57,152)
Accounts payable and accrued expense	(3,948)	175,606
Patents	68,669
Payroll taxes payable	12,112	14,028
Accrued interest related party	25,200	19,641
Net cash provided by (used for) operating activities	(394,271)	(878,971)

Cash Flows From Investing Activities:
Product related costs - Related party	(493,008)	(1,180,917)
Disposal of property and equipment	55,526
Due to Related Party	163,630	475,993
Intangible Assets	-	(33,208)
Property and Equipment		(33,996)
Net cash provided by (used for) investing activities	(273,852)	(772,128)

Cash Flows From Financing Activities:
Proceeds from bank line of credit	12,300	235,000
Net proceeds from issuance of common stock	585,405	875,500
Net proceeds from issuance of bridge notes	65,000	462,500
Net cash provided by (used for) financing activities	662,705	1,573,000

Net Increase (Decrease) In Cash	(5,418)	(78,099)
Cash At The Beginning Of The Period	5,418	83,517
Cash At The End Of The Period	$-	5,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$2,000

Supplemental disclosure of non-cash investing and financing activities:
Promissory note converted to equity	$-	$1,600,000

The accompanying notes are an integral part of these financial statements.

CARDXX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR YEARS ENDED JUNE 30, 2000 AND 1999

[1] NATURE OF OPERATIONS

CARDXX, LLC was formed on August 12, 1996, under the laws of the State of Colorado, however, operations commenced in April 1997. On September 11, 1998, an agreement and plan of reorganization was made between CARDXX, LLC and International Interchange Corporation, [“IIC”] a Nevada corporation whereby IIC acquired all the assets and assumed all the liabilities of CARDXX, LLC in exchange for a total of 4,715,234 shares of common stock of IIC, including 2,076,630 shares issued on stockholders’ debt conversion [See Note 4C]. For accounting purposes, this was treated as a reverse acquisition with CARDXX, LLC as the acquirer. The financial statements of the Company reflect the operations of CARDXX, LLC, and IIC from September 11, 1998, onward. The financial statements prior to September 11, 1998, reflect the operations and financial position of CARDXX, LLC only. Pursuant to the reorganization, CARDXX, LLC changed its name to CARDXX, Inc. [the “Company”] on September 14, 1998. The Company’s principal business activity has been the designing, manufacturing, and distributing of smart cards using a state-of-the-art proprietary production process known as the Reaction Assisted Molded Process [“RAMP”]. The use of smart cards in the United States has only recently begun. The Company anticipates international sales will account for a significant portion of revenues in the future.

The Company is located in Windsor, Colorado. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development Stage Companies.”

To date, the Company has generated minimal sales and devoted its efforts primarily to developing its product, developing its business strategy, and raising working capital through equity and debt financing [See Notes 4C, 4E, 5A, 9A, 9D, 9E and 11].

The Company ceased operations on December 31, 2000

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no such investments at June 30, 2000, and 1999.

The Company does not require collateral on other security to support financial instruments subject to credit risk.

PROPERTY AND EQUIPMENT - Property and equipment, which consists of office equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided by the use of the straight-line method over the estimated useful lives of the assets of approximately five years.

Depreciation and amortization expense amounted to approximately $12,200 and $21,846 for the years ended June 30, 2000, and 1999, respectively.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTANGIBLE ASSETS - The Company’s intangible assets consist of patents. The patents are being amortized on a straight-line basis over their legal life, which is seventeen years.

REVENUE RECOGNITION - Revenues from the sale of smart cards and related equipment are recognized when delivered.

NET [LOSS] PER SHARE -The FASB issued SFAS No. 128, “Earnings Per Share,” in February 1997. SFAS No. 128 simplifies the earnings per share [“EPS”] calculations required by Accounting Principles Board [“APB”] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires a dual presentation of basic and diluted EPS by entities with complex capital structures. The Company is required to present only basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The Company has adopted SFAS No. 128, prior period EPS data has been restated. The Company has potentially dilutive securities that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. Such securities may dilute EPS in future years [See Notes 4, 5, 9, and 11].

STOCK ISSUED TO EMPLOYEES - The Company adopted Statement of Financial Accounting Standards [“SFAS”] No. 123, “Accounting for Stock-Based Compensation” for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees” for financial reporting purposes. Pro forma information regarding net loss and loss per share as calculated under the provisions of SFAS No. 123 are disclosed in Note 5C.

ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended June 30, 1999, and 1998, amounted to approximately $1,400 and $20,700 respectively.

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards [“SFAS”] No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1999 and June 30, 1999, management expects these assets to be fully recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For all instruments, including cash, accounts receivables, accounts payable, and accrued expenses and debt, it was estimated that the carrying amount approximated fair value for these financial instruments as of June 30, 2000, and June 30, 1999.

INCOME TAXES - Prior to fiscal 1999, the Company elected to be treated as an L.L.C. [a limited liability company] for income tax purposes whereby income and losses are passed through to the members of the Company. As part of an agreement and plan of reorganization [See Note 1], the Company elected to be treated as a C Corp for income tax purposes for fiscal 1999.

Pursuant to SFAS No. 109, “Accounting for Income Taxes,” income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company’s deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets not expected to be realized.

[3] BANK LINE OF CREDIT AND OPERATING LEASE [RELATED PARTY]

During April 1999, the Company secured a credit facility for borrowings up to $250,000. The Company has utilized, for working capital needs, $235,000 of the line of credit as of June 30, 1999. Interest is calculated at a variable rate which is based on the prime rate [7.75% as of June 30, 1999].

The line of credit matured on October 5, 1999, and was classified as a current liability [See Note 9C].

Certain principal shareholders of the Company have guaranteed the repayment of this debt obligation.

The Company entered into a lease agreement with a related party company owned directly by a principal shareholder in CARDXX, Inc. The lease commences October 1, 1998, and was extended in September 1999 until September 3, 2000, unless terminated sooner under the terms of the lease. The lease has a minimum monthly rent of approximately $3,700. Under the terms of the lease, the Company is responsible for all personal property taxes and other assessments or charges applicable to the occupancy of the building [See Note 4D].

Rent expense for the years ended June 30, 2000, and 1999 was $21,986 and $47,791, respectively.

[4] RELATED PARTY TRANSACTIONS

[A] The Company capitalized production costs related to research and development activities acquired from an affiliated company, directly owned by a principal shareholder, of CARDXX, Inc., during the years ended June 30, 1999, and 1998 for approximately $1,181,000 and $836,000, respectively. The Company owes the affiliated company approximately $447,700 on June 30, 1999, for these production costs [See 9E].

During the year ended June 30, 1999, the Company capitalized additional production costs of approximately $493,000. Effective for the first six months of fiscal 2000, management commenced amortization of such costs over an estimated useful life of five years.

Consulting fees related parties amounted to 21,986 and $7,791, respectively for the years ended June 30, 2000, and June 30, 1999.

[C] The Company had a $1,600,000 convertible note payable with a stockholder of the Company on June 30, 1998. The note was payable in twelve equal consecutive monthly installments of principal and interest commencing March 5, 1999. All accrued interest and the unpaid principal was due in full no later than March 5, 2000. The note carried an interest rate of 11% per annum. Accrued interest of approximately $45,500 was recorded and charged to operations during the year ended June 30, 1998, and remains unpaid as of June 30, 1999 [See Note 9E]. The note was secured by a certain patent application. In accordance with the terms of a subscription agreement for a membership interest in CARDXX, LLC, and the Second Amended and Restated Operating Agreement [the “Operating Agreement”], in July 1998, the stockholder converted the $1,600,000 convertible promissory note into an ownership interest of CARDXX, LLC. Upon the merger [Note 1] 2,076,630 shares of the Company’s common stock were issued for the converted ownership interest on behalf of the member and two other parties.

[D] The Company entered into a lease agreement with a Company whose shareholders had a membership interest in CARDXX, LLC. The lease commences October 1, 1998, and expires on September 3, 2000, unless terminated sooner under the terms of the lease. The lease has a minimum monthly rent of approximately $3,700. Under the terms of the lease, the Company is responsible for all personal property taxes and other assessments or charges applicable to the occupancy of the building [See Note 3].

[E] During fiscal 1999, the Company received $462,500 from the issuance of two-year bridge notes with accrued interest at 10%. Interest expense of approximately $19,700 was accrued and outstanding on these notes as of June 30, 1999 [See Note 9E].

During the first quarter of fiscal 2000, the Company received $65,000 from the issuance of an additional two-year bridge notes with interest at 10%. Additional interest expense for the period July 1, 1999 through December 31, 1999, was approximately $25,000 on the total bridge loans of $527,500 [See Note 9E].

[5] CAPITAL STOCK

[A] During the period October 1, 1998, through December 31, 1998, the Company received net proceeds of $875,500 [offering costs of $70,000] from the sale of 270,000 shares of the Company’s common stock at $3.50 per share [See Note 9A].

[B] Effective December 1, 1998, the Board of Directors approved a stock option plan, for the reserve of 1,200,000 shares of common stock for issuance and sale to directors, officers, employees, and consultants of the Company upon exercise of such options at an exercise price not less than 100% of the fair market value of a share of Company stock on the date of grant for an expiration period of up to ten years. On December 1, 1998, the Company granted options under this plan to six employees for 100,000 shares of the Company’s common stock exercisable at $3.50 per share. These options are exercisable over three years.

The weighted average fair value of the options granted was approximately $3.00.

[C] The following table summarizes information about stock options outstanding at June 30, 1999:

	Options Outstanding
		Remaining
	Number	Contractual Life	Weighted-Average
Exercise Price	Outstanding	of Options Outstanding	Exercise Price
$3.50	100,000	4.4 Years	$3.50

The Company applies APB Opinion 25 in accounting for its stock issued to employees. Accordingly, there was no compensation cost recognized in income for the year ended June 30, 1999.

Had compensation cost been determined based on fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been recorded as follows for the year ended June 30, 1999:

Net Loss:
As Reported	$(1,133,412)
Pro Forma	$(1,451,536)

Loss Per Share:
As Reported	$(.19)
Pro Forma	$(.24)

The fair value of each option granted is estimated on the grant date using an option pricing model which takes into account, as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items:

Risk-Free		Expected	Expected
Interest Rate	Expected Life	Volatility	Dividends
4.42%	3 Years	137%	N/A

[D] In November of 1998, the Company entered into a one-year consulting agreement with an entity for various consulting and financial public relation services to be rendered in consideration for 50,000 shares of the Company’s common stock. The Company valued the services to be performed at $150,000 and amortized $75,000 in each of the six month periods ended June 30, 1999, and December 31, 1999 [See Note 11C].

[6] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position [“SOP”] 98-5, “Reporting on the Costs of Start-Up Activities.” SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. The Company’s current policy is in accordance with SOP 98-5.

The Financial Accounting Standards Board [“FASB”] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees.” The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB’s tentative interpretations are as follows:

The FASB’s tentative conclusions relating to its project addressing certain practice issues regarding APB Opinion No. 25, Accounting for Stock Issued to Employees, was to limit the definition of an employee to individuals who met the common law definition of an employee. Thus, anyone who did not meet this definition, including outside members of the Board of Directors, would be excluded from the scope of APB Opinion No. 25. Accordingly, the cost of issuing stock options to outside members of the Board of Directors would have had to be determined in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, usually resulting in an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18]. At its August 11, 1999, Board meeting, however, the FASB decided to reverse its prior tentative conclusion in this regard and to continue to extend APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. Accordingly, as long as the stock option exercise price is equal to or greater than the fair value of the underlying stock at the measurement date [usually date of grant], no expense needs to be recorded for the issuance of stock options to outside members of the Board of Directors.

The FASB, however, is not reversing itself on requiring companies that reprice their employee “fixed” stock options to expense any subsequent increases in the value of those options [i.e., variable grant accounting].

[7] SIGNIFICANT RISKS AND UNCERTAINTIES

[A] PURCHASE CONCENTRATIONS - The Company incurred product development costs from a related party [See Note 4A] used to produce the smart cards to be sold to end-users.

Most of the raw materials used in the Company’s products are available from multiple sources. However, several raw materials used in the Company’s products are currently obtained from single sources. An extended interruption in the supply of any of the raw materials or a reduction in their quality would have a material adverse effect on the Company’s operating results. There can be no assurance that severe shortages of raw materials will not occur in the future that could increase the cost or delay the shipment of the Company’s products and have a material adverse effect on the Company’s operating results.

[B] PATENTS - The Company’s ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. There can be no assurance as to the degree of protection offered by any patents issued to or licensed by the Company, or as to the likelihood that pending patents will be issued.

[C] The Company anticipates that international sales will account for a significant portion of net sales in the future. International operations are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences.

[8] GOING CONCERN

The accompany financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $3,408,461 and utilized cash of $394,271 for operations for the year ended June 30, 2000.

The Company ceased reporting financial results on December 31, 2000, and was considered to have ceased operations at that time.

The Company’s business plan targets as its main source of revenue stream the potential fees derived from its planned licensing arrangements with clients. By implementing this licensing strategy, the Company believes it will be able to earn revenues through equipment sales, up-front set-up charges, recurring usage fees and other fees earned from the access to limited card production to a select group of clients. In addition, the Company is exploring additional equity and debt financing. The continuation of the Company as a going concern is dependent upon the success of these plans.

There can be no assurances that management’s plans to reduce recurring operating losses and to continue to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[9] SUBSEQUENT EVENTS

[A] EQUITY FINANCING - The Company received net proceeds of approximately $250,000 from the issuance of 142,857 shares of common stock during the first quarter of fiscal 2000.

During July 1999, one investor cancelled a fiscal 1999 common stock subscription in the amount of $25,000 [7,143 shares].

[B] BRIDGE FINANCING - The Company received loans from two shareholders during first quarter of fiscal 2000 aggregating $62,500.

[C] LINE OF CREDIT - On November 26, 1999, the Company received an extension on the $250,000 line of credit from its lender until April 5, 2000.

[D] ADDITIONAL EQUITY FINANCING - During the second quarter of fiscal 2000, the Company received net proceeds of $360,405 from the issuance of 220,915 shares and warrants for 35,000 shares of the Company’s common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended June 30, 2001 or 2000.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2001. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2001 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2001 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the lack of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of hiring employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

This Comprehensive Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
David Lazar*	29	Former CEO and Chairman
Chuchu Zhang#	23	CEO and Director
Hongwei Li#	33	CFO and Director

*	resigned on June 27, 2019
#	appointed June 27, 2019

David Lazar, 29, had been CEO and Chairman of the Company since May 16, 2018 until the change of control on June 27, 2019. David Lazar is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

Other expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions.

Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies. David Lazar was the Company’s sole promoter.

Ms Chuchu Zhang, 23, is the founder of a startup company that applies artificial intelligence in auto parking, she graduated from Huaqiao University with a Bachelor’s degree in Business Administration. She worked as the director of marketing of Zhejiang Ningbo Green Projects Engineering Co Ltd. Currently she is the executive director or Zhibo AI Parking Network Technology Co Ltd.

Mr. Hongwei Li, 33, graduated from Hangzhou Education College with a Bachelor’s degree in Management. He works as the chief education officer of Zhejiang Fuyang Committee of Talents. He worked as the vice president of Hangzhou Ding Hong Technology Co Ltd. Currently he is the COO of Zhibo AI Parking Network Technology Co Ltd

Our directors hold office until the next annual meeting of stockholders and until his successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our directors, officers or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Comprehensive Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that no persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2004.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended June 30, 2001 and 2000. During the fiscal year ended June 30, 1999, the Company paid Harry J. Tiffany7, III, President and COO, $62,500; Frank A. Leo, Chairman and CEO, $57,500; and James H. Andersen, EVP and CFO, $10,000. Mr. Leo resigned his employment in April 2000. Mr. Andersen resigned his employment in March 1999. The Company currently has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal years ended June 30, 2001 and 2000, and 1999.

Compensation of Directors

Our directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. Directors generally are not paid any separate fees for serving as directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2001, 2000, and 1999, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 19, 2019. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Chuchu Zhang	0	0%
Hongwei Li	0	0%

Director and Officer (2 people)	0	0%

China Auto Parking Group Holdings (Zinjin Xu-control person)	48,369,855	64%

(1)

Applicable percentage ownership is based on 75,000,000 shares of common stock outstanding as of July 19, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 19, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationship and Related Transactions, and Director Independence.

None.

Director Independence

None of our directors are independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees we paid for professional services provided to us for 2001 and 2000:

	2001	2000
Audit Fees	$0	0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$0	0

Audit Fees

For the year ended June 30, 2001 and 2000, we paid $0 and $0 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended June 30, 2001 and 2000, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended June 30, 2001 and 2000, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2001 and 2000 independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2004 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2003.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDXX, INC.

Dated: June 19, 2020	By:	/s/ Chuchu Zhang
	Name:	Chuchu Zhang
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)
Dated: June 19, 2020	By:	/s/ Hongwei Li
	Name: Title:	Hongwei Li Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 19, 2020	By:	/s/ Chuchu Zhang
	Name:	Chuchu Zhang
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)
Dated: June 19, 2020	By:	/s/ Hongwei Li
	Name: Title:	Hongwei Li Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer